Form 10-Q
period 2021-09-30
Motive Capital Corp II
filed 2022-01-18
CIK 1885754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

MOTIVE CAPITAL CORP II
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41127	98-1627112
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

7 World Trade Center 250 Greenwich Street, Floor 47 New York, New York	10007
(Address of principal executive offices)	(Zip Code)

(212) 651-0200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	MTVC U	New York Stock Exchange
Class A ordinary shares included as part of the units	MTVC	New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	MTVC WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of January 18, 2022, 34,137,444 Class A ordinary shares, par value $0.0001, and 8,534,361 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MOTIVE CAPITAL CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTIVE CAPITAL CORP II

CONDENSED BALANCE SHEET

September 30, 2021

(Unaudited)

ASSETS
Deferred offering costs associated with proposed public offering	$133,735
Total assets	$133,735

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued expenses	$119,326
Due to related party	123
Total current liabilities	119,449

Commitments and Contingencies

Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 issued and outstanding(1)(2)	863
Additional paid-in capital	24,137
Accumulated deficit	(10,714)
Total Shareholder’s equity	14,286
Total Liabilities and Shareholder’s Equity	$133,735
(1)	This number includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares, resulting in 8,625,000 Class B ordinary shares outstanding.
(2)	On December 16, 2021, the underwriters exercised their over-allotment option in part, resulting in the forfeiture of 90,639 Class B ordinary shares by our Sponsor and 8,534,361 Class B ordinary shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Formation and operating costs	$10,714
Net loss	$(10,714)

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted (1)(2)	7,500,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.00
(1)	This number excludes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares, resulting in 8,625,000 Class B ordinary shares outstanding.
(2)	On December 16, 2021, the underwriters exercised their over-allotment option in part, resulting in the forfeiture of 90,639 Class B ordinary shares by our Sponsor and 8,534,361 Class B ordinary shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM JULY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Ordinary Shares
	Class A		Class B		Additional		Total
					Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of July 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(10,714)	(10,714)

Balance as of September 30, 2021	—	$—	8,625,000	$863	$24,137	$(10,714)	$14,286
(1)	This number includes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares, resulting in 8,625,000 Class B ordinary shares outstanding.
(2)	On December 16, 2021, the underwriters exercised their over-allotment option in part, resulting in the forfeiture of 90,639 Class B ordinary shares by our Sponsor and 8,534,361 Class B ordinary shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(10,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating expenses funded by note payable through Sponsor	123
Payment of formation costs through issuance of ordinary shares to Sponsor	6,549
Accrued expenses	4,042
Net cash used in operating activities	—

Net increase in cash	—
Cash - beginning of period	—
Cash - end of period	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$115,284
Deferred offering costs paid through prepaid legal expense funded by Sponsor	$18,451

The accompanying notes are an integral part of these financial statements.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations, and Basis of Presentation

Organization and General

Motive Capital Corp II (the “Company”) is a blank check company incorporated in the Cayman Islands on July 16, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 16, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the proposed initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Motive Capital Funds Sponsor II, LLC, a Cayman Islands limited liability company (the “Sponsor”).

On December 9, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.001 per share (the “Class A Shares”) and one-third of one redeemable warrant of the Company (each, a “Public Warrant”), with each whole Public Warrant exercisable for one Class A ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. The Company granted the underwriters in the IPO a 45-day option to purchase an additional 4,500,000 Units (the “Over-Allotment Units”) to cover over-allotments (the “Option”). Simultaneously with the consummation of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of 10,666,667 warrants (the “Private Placement Warrants”) to the Sponsor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $16,000,000.

On December 16, 2021, the Company consummated the closing of the Option, pursuant to which the underwriters purchased an aggregate of 4,137,444 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $41,374,440. On December 16, 2021, in connection with the sale of Over-Allotment Units, the Company completed a private sale of an additional 1,103,318 Private Placement Warrants to the Sponsor generating gross proceeds to the Company of $1,654,978. On December 16, 2021, in connection with the sale of Over-Allotment Units, the Sponsor surrendered 90,639 Class B ordinary shares, par value $0.0001 per share.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $348,201,929 (equal to $10.20 per Unit), comprised of $334,546,951 of the proceeds from the Initial Public Offering, including $11,948,105 of the underwriters’ deferred discount, and $13,654,978 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the Initial Public Offering with a Sponsor option to extend to 24 months or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Company’s public shares if it has not completed its initial Business Combination within 18 months (with a Sponsor option to extend to 24 months) from the closing of the Initial Public Offering, subject to applicable law.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earliest of: (i) the completion of the Company’s initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete its initial Business Combination within the Completion Window (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial Business Combination within the Completion Window, the Company’s return of the funds held in the Trust Account to its public shareholders as part of its redemption of the public shares.

The Company will provide the holders (the “Public Shareholders”) of the Company’s issued and outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and file tender offer documents with the Securities and Exchange Commission (the “SEC”) prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after the Proposed Public Offering in connection with the completion of a Business Combination.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with  any such amendment.

If the Company is unable to complete a Business Combination within (A) the 18-month period from the closing of this offering, (B) the 24-month period from the closing of this offering if the Sponsor has extended the period of time for the Company to consummate a Business Combination by purchasing additional Private Placement Warrants, or (C) such other time period in which the Company must consummate a Business Combination pursuant to an amendment to the Amended and Restated Memorandum and Articles of Association (the “Completion Window”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of  the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the initial shareholders acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus for its Initial Public Offering as filed with the SEC on December 9, 2021, as well as the Company's Current Reports on Form 8-K, as filed with the SEC on December 16, 2021. The interim results for the period from July 16, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Liquidity and Capital Resources

As of September 30, 2021, the Company had a cash balance of $0 and working capital deficiency of $119,449.

Subsequent to the period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), the Company consummated its Initial Public Offering (see Note 3) and Private Placement (see Note 4). Of the net proceeds from the Initial Public Offering and associated Private Placement, $348,201,929 of cash was placed in the Trust Account and $3,786,333 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.

The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2021.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities” from Equity (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding.

The Company has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs at September 30, 2021 of $133,735 consist of costs that are directly related to the Initial Public Offering.

Upon the consummation of the Initial Public Offering, deferred offering costs were charged against the carrying value of Class A ordinary shares.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 4). As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Class B Ordinary Shares

On August 4, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 7,187,500 Class B ordinary shares. The Company is authorized to issue up to 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares, resulting in 8,625,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividends. On December 16, 2021, in connection with the sale of Over-Allotment Units, the Sponsor surrendered 90,639 Class B Ordinary Shares, resulting in 8,534,361 shares issued and outstanding, which are not reflected retroactively in the balance sheet as of September 30, 2021.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering

On December 9, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a "Public Warrant"). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Also on December 16, 2021, the Company consummated the closing of the Option, pursuant to which the Underwriters purchased 4,137,444 Over-Allotment Units. In total, 34,137,444 units were sold for gross proceeds of $341,374,440.

Note 4 — Related Party Transactions

Due to Related Party

As of September 30, 2021, there was $123 due to a related party for services paid for on behalf of the Company.

Founder Shares

On August 4, 2021, the Sponsor acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 7,187,500 Class B founder shares. On December 6, 2021 the Company issued a dividend of 1,437,500 Class B ordinary shares, resulting in 8,625,000 Class B ordinary shares outstanding. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. Up to 1,125,000 ordinary shares are subject to forfeiture by the subscribers if the underwriters of the Initial Public Offering of Units of the Company do not fully exercise their option to purchase additional Units. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. On December 16, 2021, the underwriters exercised their over-allotment option in part, resulting in the forfeiture of 90,639 Class B ordinary shares by our Sponsor and 8,534,361 Class B ordinary shares issued and outstanding.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the consummation of the Initial Public Offering, the Company completed the private sale of 10,666,667 Private Placement Warrants”. On December 16, 2021, in connection with the sale of Over-Allotment Units, the Company completed the sale of an additional 1,103,318 Private Placement Warrants. In total, 11,769,985 Private Placement Warrants were sold at a purchase price of $1.50 per Private Placement Warrant, to the Company’s sponsor, generating gross proceeds to the Company of $17,654,978.

Related Party Promissory Note

On August 4, 2021, the Sponsor agreed to loan the Company up to $300,000 (the “Promissory Note”) to be used for a portion of the expenses of this offering. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Note still remains outstanding to date and is due on demand. The facility is no longer available to be drawn. As of September 30, 2021, a total of $0 was outstanding under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company has not borrowed any amount under the Working Capital Loans.

Expressions of Interest and Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with fund vehicles managed by an affiliate of Motive Partners (collectively, the “Motive Fund Vehicles”), pursuant to which the Motive Fund Vehicles will commit that they intend to purchase from the Company 10,000,000 forward purchase units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one Class A ordinary share (or a “Forward Purchase Share”) and one-third of one warrant to purchase one Class A ordinary share (or a “Forward Purchase Warrant”), for $10.00 per unit, or an aggregate amount of $100,000,000, in a private placement that will close concurrently with the closing of the initial Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The Motive Fund Vehicles may purchase less than 10,000,000 Forward Purchase Units in accordance with the terms of the Forward Purchase Agreement. In addition, the Motive Fund Vehicles’ commitment under the Forward Purchase Agreement will be subject to approval, prior to the Company entering into a definitive agreement for the initial Business Combination, of their investment committees and sufficiency of capital to purchase. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The Forward Purchase Warrants will have the same terms as the Public Warrants.

There can be no assurance that the Motive Fund Vehicles will acquire any Forward Purchase Units or what amount of equity the Motive Fund Vehicle will retain, if any, upon the consummation of the Company’s initial Business Combination.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement will provide that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company paid a discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Initial Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). In addition, as a result of the closing of the Over-Allotment Option, an additional $827,489 underwriter fees was paid at closing and $1,448,105 Deferred Discount payable only upon the Company’s completion of its initial Business Combination.

Note 6 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 4, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 7,187,500 Class B ordinary shares. On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares, resulting in 8,625,000 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividends. On December 16, 2021, in connection with the sale of Over-Allotment Units, the Sponsor surrendered 90,639 Class B Ordinary Shares, resulting in 8,534,361 shares issued and outstanding, which are not reflected retroactively in the balance sheet as of September 30, 2021.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholder except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares shall have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

The shares of Class B ordinary shares outstanding upon the completion of the Initial Public Offering, will automatically convert into Class A ordinary shares at the time of the Business Combination on a one-for-one basis (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) as described herein. The Class B ordinary shares are convertible into shares of the Company’s Class A ordinary shares on a one-for-one basis, subject to adjustment as described herein. Prior to the initial Business Combination, only holders of the Class B founder shares will be entitled to vote on the appointment of directors.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 — Warrants

As of September 30, 2021, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes (other than any forward purchase securities) in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any Founder Shares held by the Sponsor, initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of  the initial Business Combination (net of  redemptions) and (z) the volume weighted average trading price of Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants for Class A ordinary shares” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants, except that (i) they will not be redeemable, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

MOTIVE CAPITAL CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS

Redemption of Public Warrants when the price per share of Class A ordinary shares equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

The Company will not redeem the public warrants as described above unless a registration statement under the Securities Act covering the sale of the shares of Class A ordinary shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of Class A ordinary shares is available throughout the 30-day redemption period or the Company requires the Public Warrants to be exercised on a cashless basis as described below.

If the Company calls the warrants for redemption as described above, its management will have the option to require any holders that wish to exercise warrants to do so on a “cashless basis.” If the Company takes advantage of this option, each holder would pay the exercise price by surrendering their warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of shares of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average closing price of the Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The “10-day average closing price” means, as of  any date, the average last reported sale price of the Class A ordinary shares as reported during the 10 trading day period ending on the trading day prior to such date.

Note 8 — Subsequent Events

On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares which are included retroactively in the balance sheet as of September 30, 2021, resulting in 8,625,000 Class B ordinary shares outstanding. On December 16, 2021, in connection with the sale of Over-Allotment Units, the Sponsor surrendered 90,639 Class B Ordinary Shares, resulting in 8,534,361 shares issued and outstanding, which are not reflected retroactively in the balance sheet as of September 30, 2021.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than the events described in the Notes above, including completion of the Initial Public Offering and the sale of the Private Placement Warrants, management did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Motive Capital Corp II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Motive Capital Funds Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (the “Initial Public Offering”) filed with the SEC on December 8, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 16, 2021 (inception), as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the net proceeds of the Initial Public Offering and the private placement of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

As indicated in the accompanying condensed financial statements, as of September 30, 2021, we had no cash and had working capital deficiency of $119,449. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the period from July 16, 2021 (inception) through September 30, 2021, we had a net loss of $10,714, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares” or “Founder Shares”), by the Sponsor and loans from our Sponsor.

On December 9, 2021, we consummated the Initial Public Offering of 30,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 10,666,667 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $16,000,000.

On December 16, 2021, the Company consummated the closing of the Option, pursuant to which the underwriters purchased an aggregate of 4,137,444 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $41,374,440. On December 16, 2021, in connection with the sale of Over-Allotment Units, the Company completed a private sale of an additional 1,103,318 Private Placement Warrants to the Sponsor generating gross proceeds to the Company of $1,654,978. On December 16, 2021, in connection with the sale of Over-Allotment Units, the Sponsor surrendered 90,639 Class B ordinary shares, par value $0.0001 per share.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $348,201,929 (equal to $10.20 per Unit), comprised of $334,546,951 of the proceeds from the Initial Public Offering (including $11,948,105 of the underwriters’ deferred discount) and $13,654,978 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. We had $3,786,333 of cash held outside of the Trust Account after payment of costs related to the Initial Public Offering and such funds are available for working capital purposes.

For the period from July 16, 2021 (inception) through September 30, 2021, cash used in operating activities was $0. A net loss of $10,714 was offset by formation and operating expenses paid by the Sponsor in exchange for Founder Shares of $6,549, $123 paid by the Sponsor under promissory note arrangement, and change in operating assets and liabilities of $4,042.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. As of September 30, 2021, we did not have any outstanding working capital loans.

Prior to the Initial Public Offering, we  entered into a forward purchase agreement pursuant to which the Motive Fund Vehicles intend to purchase 10,000,000 forward purchase units, each consisting of one forward purchase share and one-third of one forward purchase warrants at $10.00 per unit for an aggregate purchase price of $100,000,000, in a private placement to occur concurrently with the closing of our initial Business Combination. The forward purchase warrants will have the same terms as the Public Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a promissory note due to the Sponsor.

The underwriters are entitled to a deferred fee of $0.35 per Unit sold in the Initial Public Offering plus $0.35 per Unit sold pursuant to the over-allotment option, or $11,948,105 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Pursuant to a registration rights agreement entered into on December 9, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities” from Equity. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company's ordinary shares feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Class B Ordinary Shares

On August 4, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 7,187,500 Class B ordinary shares. On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares, resulting in 8,625,000 Class B ordinary shares outstanding. On December 16, 2021, in connection with the sale of Over-Allotment Units, the Sponsor surrendered 90,639 Class B Ordinary Shares, resulting in 8,534,361 shares issued and outstanding.

The Class B shares are presented as 8,625,000 on the Condensed Balance Sheet as of September 30, 2021. If the Class B ordinary shares were presented at the amount outstanding as of December 16, 2021 of 8,534,361, the resulting impact in the Condensed Balance Sheet would be a change to the Class B ordinary shares from $863 to $853, and the additional paid in capital would increase from $24,137 to $24,147.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on inception date. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s final prospectus filed with the SEC on December 8, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 9, 2021, we consummated the Initial Public Offering of 30,000,000 Units. On December 16, 2021, the Company consummated the closing of the Option, pursuant to which the underwriters purchased an aggregate of 4,137,444 Over-Allotment Units. The Units sold in the Initial Public Offering and from exercise of the Option were sold at an offering price of $10.00 per unit, generating total gross proceeds of $341,374,440. UBS Investment Bank and JP Morgan acted as joint book-running managers. Academy Securities Inc., AmeriVet Securities Inc., Loop Capital Markets LLC and Tigress Financial Partners LLC acted as co-managers for the offering.

The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261084). The Securities and Exchange Commission declared the registration statement effective on December 6, 2021.

Simultaneous with the consummation of the Initial Public Offering and the partial exercise of the Option, we consummated the private placement of an aggregate of 11,769,985 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $17,654,978. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Private Placement Warrants, $348,201,929 (equal to $10.20 per Unit) was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 6, 2021, between the Company and UBS Securities LLC and J.P. Morgan Securities LLC, as representatives of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated December 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated December 6, 2021, among the Company, Motive Capital Funds Sponsor II, LLC and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Account Agreement, dated December 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration and Shareholder Rights Agreement, dated December 6, 2021, between the Company and Motive Capital Funds Sponsor II, LLC. (1)
10.4	Private Placement Warrants Purchase Agreement, dated December 6, 2021, between the Company and Motive Capital Funds Sponsor II, LLC. (1)
10.5	Forward Purchase Agreement, dated December 6, 2021, between the Company and MCF2 Sponsor II Aggregator, LLC. (1)
10.6	Promissory Note, dated as of August 4, 2021, between the Company and Motive Capital Funds Sponsor II, LLC. (2)
10.7	Securities Subscription Agreement, dated as of August 4, 2021, between the Company and Motive Capital Funds Sponsor II, LLC. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2021 and incorporated by reference herein.
(2)Previously filed as an exhibit to our Registration Statement on Form S-1 (No. 333-261084) filed on November 15, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of January 2022.

MOTIVE CAPITAL CORP II

By:	/s/ Rob Heyvaert
Name:	Rob Heyvaert
Title:	Chief Executive Officer