Form 10-Q
period 2022-03-31
Motive Capital Corp II
filed 2022-05-13
CIK 1885754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

As of May 12, 2022, 34,137,444 Class A ordinary shares, par value $0.0001, and 8,534,361 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MOTIVE CAPITAL CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements.	3

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	3

	Condensed Statement of Operations for the three months ended March 31, 2022 (unaudited)	4

	Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit for the three months ended March 31, 2022 (unaudited)	5

	Condensed Statement of Cash Flows for the three months ended March 31, 2022 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II–OTHER INFORMATION		24

Item 1.	Legal Proceedings.	24

Item 1 A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits.	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTIVE CAPITAL CORP II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$1,731,361	$1,731,361
Prepaid expenses	746,881	746,881
Other current assets	—	12,100
Total current assets	2,478,242	2,490,342
Marketable securities held in Trust Account	348,094,192	348,214,789
Other non-current assets	509,517	693,680
Total Assets	$351,081,951	$351,398,811

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$244,101	$61,715
Accrued expenses	80,367	133,731
Total current liabilities	324,468	195,446
Deferred underwriting fees payable	11,948,105	11,948,105
Total liabilities	12,272,573	12,143,551

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 34,137,444 shares at $10.20 per share	348,201,929	348,201,929

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,137,444 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,534,361 shares issued and outstanding	853	853
Additional paid-in capital	—	—
Accumulated deficit	(9,393,404)	(8,947,522)
Total shareholders’ deficit	(9,392,551)	(8,946,669)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$351,081,951	$351,398,811

The accompanying notes are an integral part of these condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

General and administrative expenses	$325,285
Loss from operations	(325,285)
Loss on marketable securities (net), dividends and interest, held in Trust Account	(120,597)
Net loss	$(445,882)
Weighted average shares outstanding of Redeemable Class A ordinary shares basic and diluted	34,137,444
Basic and diluted net loss per share, Redeemable Class A ordinary shares	$(0.01)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,534,361
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Ordinary Shares Subject to		Ordinary Shares
	Possible Redemption
	Class A		Class B
					Additional		Total
	Shares	Amount	Shares	Amount	Paid-In	Accumulated	Shareholders’
					Capital	Deficit	Deficit
Balance as of January 1, 2022	34,137,444	$348,201,929	8,534,361	$853	$—	$(8,947,522)	$(8,946,669)
Net loss	—	—	—	—	—	(445,882)	(445,882)
Balance as of March 31, 2022 (unaudited)	34,137,444	$348,201,929	8,534,361	$853	$—	$(9,393,404)	$(9,392,551)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(445,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on marketable securities (net), dividends and interest, held in Trust Account	120,597
Changes in operating assets and liabilities:
Other current assets	12,100
Other non-current assets	184,163
Accounts payable	57,674
Accrued expenses	71,348
Net cash used in operating activities	—

Net change in cash	—
Cash - beginning of period	1,731,361
Cash - end of period	$1,731,361
Supplemental disclosure of noncash investing and financing activities:

Deferred offering costs included in accounts payable	$124,712
Deferred offering costs included in accrued expenses	$(124,712)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations, Liquidity and Capital Resources

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 16, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering described below, and search for a target for business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering (as defined below).

On December 9, 2021, we consummated our initial public offering (the “IPO”) of 30,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), with each whole Warrant exercisable for one Class A Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. The Company granted the underwriters’ in the IPO a 45-day option to purchase an additional 4,500,000 Units (the “Over-Allotment Units”) to cover over-allotments (the “Option”), if any. On December 16, 2021, the Company consummated the closing of the Option, pursuant to which the underwriters’ purchased an aggregate of 4,137,444 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $41,374,440 (Note 3).

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

Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 18 months from the closing of the IPO with a Sponsor option to extend to 24 months or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of all of the Company’s public shares if it has not completed its initial business combination within 18 months (with a Sponsor option to extend to 24 months) from the closing of the IPO, subject to applicable law.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will provide the holders of the Company’s issued and outstanding Class A ordinary shares (the "Public Shareholders"), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and file tender offer documents with the Securities and Exchange Commission (the “SEC”) prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after the Proposed Public Offering in connection with the completion of a Business Combination.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the initial shareholders acquire Public Shares on or after the Proposed Public Offering date. they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2022, the Company had $1,731,361 of cash and a working capital of $2,153,774. Further, the Company’s liquidity needs are satisfied through using proceeds that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements and reported amounts of revenue and expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,731,361 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021. Also, there are no cash equivalents in the Trust Account as of March 31, 2022 and December 31, 2021.

Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets.

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were allocated between the instruments sold in connection with the consummation of the Initial Public Offering. Offering costs allocated to public and private placement warrants are charged against additional paid-in capital and those allocated to Class A ordinary shares are charged against the carrying value of Class A ordinary shares.

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

For the three months ended March 31, 2022, the impact of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is anti-dilutive under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the period presented.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

A reconciliation of the net loss per ordinary share is as follows:

For The Three
Months Ended
March 31, 2022
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares	$(356,706)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A Ordinary Shares	34,137,444
Basic and diluted net loss per share, Redeemable Class A ordinary shares	$(0.01)

Non-Redeemable Class B Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class B Ordinary Shares
Net (loss) income allocable to non-redeemable Class B Ordinary Shares	$(89,176)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	8,534,361
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.01)

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31,2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31,2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Marketable Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in mutual funds with underlying investments comprised of U.S. Treasury Bills. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Below is the reconciliation of Class A ordinary shares subject to possible redemption on the condensed balance sheets as of March 31, 2022 and December 31, 2021:

Gross proceeds	$341,374,440
Less:
Class A ordinary shares issuance costs	(19,252,156)
Fair value of Public Warrants at issuance	(6,258,531)

Plus:
Accretion of carrying value to redemption value	32,338,176
Class A ordinary shares subject to possible redemption	$348,201,929

Note 3 — Initial Public Offering

Pursuant to the Public Offering and the underwriters’ exercise of their overallotment option, the Company sold 34,137,444 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On August 4, 2021, the Sponsor acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 7,187,500 Class B founder shares. On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. On December 16, 2021, the Sponsor forfeited 90,547 Class B ordinary shares due to partial exercise of underwriters’ overallotment option. As of March 31, 2022 and December 31, 2021, there are 8,534,361 Class B ordinary shares issued and outstanding. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Redeemable Class A Ordinary Shares and Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 34,137,444 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity at the balance sheet dates.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, 8,534,361 Class B ordinary shares were issued and outstanding.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants — As of March 31, 2022 and December 31, 2021, an aggregate of 11,379,148 public warrants and 11,769,985 private warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company’s will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 5, 2022, the date these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s audited financial statements as of December 31, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $(445,882), which consists of formation and operating costs of $(325,285), and an unrealized loss on marketable securities held in the Trust Account of $(120,597).

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares” or “Founder Shares”), by the Sponsor and loans from our Sponsor.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $348,201,929 (equal to $10.20 per Unit), comprised of $334,546,951 of the proceeds from the Initial Public Offering (including $11,948,105 of the underwriters’ deferred discount) and $13,654,978 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. At March 31, 2022, we have a cash balance of $1,731,361 and working capital of $2,153,174.

For the three months ended March 31, 2022, we had no cash used in operating activities. A net loss of $(445,882) was offset by loss on marketable securities held in Trust Account of $120,597 and change in operating assets and liabilities of $325,285.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. As of March 31, 2022, we did not have any outstanding working capital loans.

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

Pursuant to a registration rights agreement entered into on December 9, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. For the three months ended March 31, 2022, the impact of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is anti-dilutive under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Pursuant to a registration rights agreement entered into on December 9, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2022.

MOTIVE CAPITAL CORP II

By:	/s/ Rob Heyvaert
Name:	Rob Heyvaert
Title:	Chief Executive Officer