Form 10-Q
period 2022-06-30
Motive Capital Corp II
filed 2022-08-05
CIK 1885754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2022

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

As of August 5, 2022, 34,137,444 Class A ordinary shares, par value $0.0001, and 8,534,361 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MOTIVE CAPITAL CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTIVE CAPITAL CORP II

CONDENSED BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
	(Unaudited)
ASSETS
Cash	$1,257,338	$1,731,361
Prepaid expenses	789,381	746,881
Other current assets	—	12,100
Total current assets	2,046,719	2,490,342
Marketable securities held in Trust Account	348,464,657	348,214,789
Other non-current assets	323,308	693,680
Total Assets	$350,834,684	$351,398,811

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,365	$61,715
Accrued expenses	48,036	133,731
Total current liabilities	58,401	195,446
Deferred underwriting fees payable	11,948,105	11,948,105
Total liabilities	12,006,506	12,143,551

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 34,137,444 shares at $10.20 per share	348,364,657	348,201,929

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,137,444 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,534,361 shares issued and outstanding	853	853
Additional paid-in capital	—	—
Accumulated deficit	(9,537,332)	(8,947,522)
Total shareholders’ deficit	(9,536,479)	(8,946,669)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$350,834,684	$351,398,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three	For The Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2022
General and administrative expenses	$351,665	$675,950
Loss from operations	(351,665)	(676,950)
Gain on marketable securities (net), dividends and interest, held in Trust Account	370,465	249,868
Net income (loss)	$18,800	$(427,082)
Weighted average shares outstanding of Redeemable Class A ordinary shares, basic and diluted	34,137,444	34,137,444
Basic and diluted net income (loss) per share, Redeemable Class A ordinary shares	$0.00	$(0.01)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,534,361	8,534,361
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.00	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENT OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Ordinary Shares Subject to Possible
	Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In	Accumulated	Total Shareholders’
					Capital	Deficit	Deficit
Balance as of January 1, 2022	34,137,444	$348,201,929	8,534,361	$853	$—	$(8,947,522)	$(8,946,669)
Net loss	—	—	—	—	—	(445,882)	(445,882)
Balance as of March 31, 2022 (unaudited)	34,137,444	$348,201,929	8,534,361	$853	$—	$(9,393,404)	$(9,392,551)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	—	162,728	—	—	—	(162,728)	(162,728)
Net income	—	—	—	—	—	18,800	18,800
Balance as of June 30, 2022 (unaudited)	34,137,444	$348,364,657	8,534,361	$853	$—	$(9,537,332)	$(9,536,479)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For The Six
Months Ended
June 30, 2022
Cash Flows from Operating Activities
Net loss	$(427,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(249,868)
Changes in operating assets and liabilities:
Prepaid expenses	(42,500)
Other current assets	12,100
Other non-current assets	370,372
Accounts payable	(66,351)
Accrued expenses	48,037
Net cash used in operating activities	(355,292)
Cash Flows from Financing Activities
Offering costs paid	(118,731)
Net cash used in financing activities	(118,731)

Net decrease in cash	(474,023)
Cash - beginning of period	1,731,361
Cash - end of period	$1,257,338

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$15,001
Offering costs included in accrued expenses	$(133,732)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations, Liquidity and Going Concern

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 16, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering described below, and search for a target for business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering (as defined below).

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern Considerations

As of June 30, 2022, the Company had $1,257,338 of cash and a working capital of $1,988,318. Further, the Company’s liquidity needs are satisfied through using proceeds that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, our Sponsor may, but is not obligated to, extend the period of time to consummate a business combination by an additional six months (for a total of up to 24 months to complete a business combination); provided that our Sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per Unit offered hereunder (including such Units from the exercise of the underwriters’ over-allotment option, if exercised) for such extension, in exchange for up to 1,916,667 private placement warrants at a price of $1.50 per warrant. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,257,338 and $1,731,361 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021 respectively. Also, there are no cash equivalents in the Trust Account as of June 30, 2022 and December 31, 2021.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated between the instruments sold in connection with the consummation of the Initial Public Offering. Offering costs allocated to public and private placement warrants were charged against additional paid-in capital and those allocated to Class A ordinary shares were charged against the carrying value of Class A ordinary shares.

Net Income (Loss) Per Ordinary Share

Net net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of their warrants sold in the Initial Public Offering and private placement to purchase Class A ordinary shares, in the calculation of diluted income per share, as their inclusion is contingent on a future event.

For the three and six months ended June 30, 2022, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is contingent on a future event. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares on the assumption that the consummation of the Initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A reconciliation of the net income (loss) per ordinary share is as follows:

	For The Three	For The Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2022
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$15,040	$(341,666)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	34,137,444	34,137,444
Basic and diluted net income (loss) per share, Redeemable Class A ordinary shares	$0.00	$(0.01)

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$3,760	$(85,416)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	8,534,361	8,534,361
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.00	$(0.01)

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Marketable Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Below is the reconciliation of Class A ordinary shares subject to possible redemption on the condensed balance sheets as of June 30, 2022 and December 31, 2021:

Gross proceeds	$341,374,440
Less:
Class A ordinary shares issuance costs	(19,252,156)
Fair value of Public Warrants at issuance	(6,258,531)

Plus:
Accretion of carrying value to redemption value	32,338,176
Class A ordinary shares subject to possible redemption at December 31, 2021	$348,201,929
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	162,728
Class A ordinary shares subject to possible redemption at June 30, 2022	$348,364,657

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On August 4, 2021, the Sponsor acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 7,187,500 Class B founder shares. On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. On December 16, 2021, the Sponsor forfeited 90,547 Class B ordinary shares due to partial exercise of underwriters’ overallotment option. As of June 30, 2022 and December 31, 2021, there are 8,534,361 Class B ordinary shares issued and outstanding. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Expressions of Interest and Forward Purchase Agreement

In connection with the consummation of the Public Offering, the Company entered into a forward purchase agreement with fund vehicles managed by an affiliate of Motive Partners (collectively the “Motive Fund Vehicles”), pursuant to which the Motive Fund Vehicles will have the option to purchase from the Company 10,000,000 forward purchase units, with each forward purchase unit consisting of one Class A ordinary share, or a forward purchase share, and one-third of one warrant to purchase one Class A ordinary share, or a forward purchase warrant, for $10.00 per unit, or an aggregate amount of $100,000,000, in a private placement that will close concurrently with the closing of the initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. The Motive Fund Vehicles may purchase less than 10,000,000 forward purchase units in accordance with the terms of the forward purchase agreement. In addition, the Motive Fund Vehicles commitment under the forward purchase agreement will be subject to approval, prior to the Company entering into a definitive agreement for the initial business combination, of their investment committees and sufficiency of capital to purchase. The forward purchase shares will be identical to the Class A ordinary shares included in the Units being sold in the Public Offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants have the same terms as the Public Warrants and were equity classified.

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

Note 6 — Redeemable Class A Ordinary Shares and Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 34,137,444 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity at the balance sheet dates.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, 8,534,361 Class B ordinary shares were issued and outstanding.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants — As of June 30, 2022 and December 31, 2021, an aggregate of 11,379,148 public warrants and 11,769,985 private warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company’s will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 5, 2022, the date these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

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

If we are unable to complete an initial business combination within 18 months from the closing of the Public Offering (with a Sponsor option to extend to 24 months), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay expenses (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2022, we had a net income of $18,800, which consists of formation and operating costs of $(351,665) and an unrealized gain on marketable securities held in the Trust Account of $370,465.

For the six months ended June 30, 2022, we had a net loss of $(427,082) which consists of formation and operating costs of $(676,950) and an unrealized gain on marketable securities held in the Trust Account of $249,868.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares” or “Founder Shares”), by the Sponsor and loans from our Sponsor.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $348,201,929 (equal to $10.20 per Unit), comprised of $334,546,951 of the proceeds from the Initial Public Offering (including $11,948,105 of the underwriters’ deferred discount) and $13,654,978 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. At June 30, 2022, we have a cash balance of $1,257,338 and working capital of $1,988,318.

For the six months ended June 30, 2022, we had a net cash used in operating activities of $355,292. A net loss of $(427,082) was offset by gain on marketable securities held in Trust Account of $249,868 and change in operating assets and liabilities of $321,658.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. As of June 30, 2022, we did not have any outstanding working capital loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, our Sponsor may, but is not obligated to, extend the period of time to consummate a business combination by an additional six months (for a total of up to 24 months to complete a business combination); provided that our Sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per Unit offered hereunder (including such Units from the exercise of the underwriters' over-allotment option, if exercised) for such extension, in exchange for up to 1,916,667 private placement warrants at a price of $1.50 per warrant. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. For the three and six months ended June 30, 2022, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is contingent on a future event. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Income (losses) are shared pro rata between the two classes of shares on the assumption that the consummation of the Initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, our Sponsor may, but is not obligated to, extend the period of time to consummate a business combination by an additional six months (for a total of up to 24 months to complete a business combination); provided that our Sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per Unit offered hereunder (including such Units from the exercise of the underwriters' over-allotment option, if exercised) for such extension, in exchange for up to 1,916,667 private placement warrants at a price of $1.50 per warrant. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101..INS *	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August 2022.

MOTIVE CAPITAL CORP II

By:	/s/ Rob Heyvaert
Name:	Rob Heyvaert
Title:	Chief Executive Officer