Form 10-Q
period 2022-09-30
Motive Capital Corp II
filed 2022-10-31
CIK 1885754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

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

As of October 31, 2022, 34,137,444 Class A ordinary shares, par value $0.0001, and 8,534,361 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MOTIVE CAPITAL CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements.	3

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from July 16, 2021 (inception) through September 30, 2021 (unaudited)	4

	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ EQUITY (DEFICIT) for the three and nine months ended September 30, 2022 and for the period from July 16, 2021 (inception) through September 30, 2021 (unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from July 16, 2021 (inception) through September 30, 2021 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	25

PART II–OTHER INFORMATION		25

Item 1.	Legal Proceedings.	25

Item 1 A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits.	27

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MOTIVE CAPITAL CORP II

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
	(Unaudited)
ASSETS
Cash	$1,184,611	$1,731,361
Prepaid expenses	776,785	746,881
Other current assets	—	12,100
Total current assets	1,961,396	2,490,342
Marketable securities held in Trust Account	349,711,395	348,214,789
Other non-current assets	135,053	693,680
Total Assets	$351,807,844	$351,398,811

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,851	$61,715
Accrued expenses	46,499	133,731
Total current liabilities	56,350	195,446
Deferred underwriting fees payable	11,948,105	11,948,105
Total liabilities	12,004,455	12,143,551

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,137,444 shares at $10.24 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	349,611,395	348,201,929

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable issued or outstanding (excluding 34,137,444 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,534,361 shares issued and outstanding	853	853
Additional paid-in capital	—	—
Accumulated deficit	(9,808,859)	(8,947,522)
Total shareholders’ deficit	(9,808,006)	(8,946,669)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$351,807,844	$351,398,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For The Period
		From July 16, 2021
	For The Three	(Inception)	For The Nine
	Months Ended	Through	Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022
Formation costs	$—	$10,714	$—
General and administrative expenses	271,527	—	948,477
Loss from operations	(271,527)	(10,714)	(948,477)
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,246,738	—	1,496,606
Net income (loss)	$975,211	$(10,714)	$548,129
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,137,444	—	34,137,444
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.02	$0.00	$0.01
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,534,361	7,500,000	8,534,361
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.02	$0.00	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Ordinary Shares Subject to Possible
	Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In	Accumulated	Total Shareholders’
					Capital	Deficit	Deficit
Balance as of January 1, 2022	34,137,444	$348,201,929	8,534,361	$853	$—	$(8,947,522)	$(8,946,669)
Net loss	—	—	—	—	—	(445,882)	(445,882)
Balance as of March 31, 2022 (unaudited)	34,137,444	$348,201,929	8,534,361	$853	$—	$(9,393,404)	$(9,392,551)
Increase in redemption value of Class A ordinary shares subject to redemption	—	162,728	—	—	—	(162,728)	(162,728)
Net income	—	—	—	—	—	18,800	18,800
Balance as of June 30, 2022 (unaudited)	34,137,444	$348,364,657	8,534,361	$853	$—	$(9,537,332)	$(9,536,479)
Increase in redemption value of Class A ordinary shares subject to redemption	—	1,246,738	—	—	—	(1,246,738)	(1,246,738)
Net income	—	—	—	—	—	975,211	975,211
Balance as of September 30, 2022 (unaudited)	34,137,444	$349,611,395	8,534,361	$853	$—	$(9,808,859)	$(9,808,006)

FOR THE PERIOD FROM JULY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Ordinary Shares Subject to Possible
	Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In	Accumulated	Total Shareholders’
					Capital	Deficit	Equity
Balance as of July 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(10,714)	(10,714)
Balance as of September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$24,137	$(10,714)	$14,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For The Period
		From July 16, 2021
	For The Nine	(Inception)
	Months Ended	Through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$548,129	$(10,714)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,496,606)	—
Formation and operating expenses funded by note payable through Sponsor	—	123
Formation and operating expenses paid in exchange for Founder Shares	—	6,549
Changes in operating assets and liabilities:
Prepaid expenses	(29,904)	—
Other current assets	12,100	—
Other non-current assets	558,627	—
Accounts payable	(51,864)	—
Accrued expenses	46,500	4,042
Net cash used in operating activities	(413,018)	—
Cash Flows from Investing Activities
Purchase of marketable securities	(697,738,038)	—
Sale of marketable securities	697,738,038	—
Net cash used in investing activities	—	—
Cash Flows from Financing Activities
Offering costs paid	(133,732)	—
Net cash used in financing activities	(133,732)	—

Net decrease in cash	(546,750)	—
Cash - beginning of period	1,731,361	—
Cash - end of period	$1,184,611	$—

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$(133,732)	$115,284
Offering costs paid through prepaid legal expense funded by sponsor	$—	$18,451

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 16, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering described below, and search for a target for business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering (as defined below).

On December 9, 2021, we consummated our initial public offering (the “IPO”) of 30,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), with each whole Warrant exercisable for one Class A Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. The Company granted the underwriters’ in the IPO a 45-day option to purchase an additional 4,500,000 Units (the “Over-Allotment Units”) to cover over-allotments (the “Option”), if any. On December 16, 2021, the Company consummated the closing of the Option, pursuant to which the underwriters’ purchased an aggregate of 4,137,444 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $41,374,440 (see Note 3).

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
SEPTEMBER 30, 2022

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

The Company will provide the holders of the Company’s issued and outstanding Class A ordinary shares (the “Public Shareholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and file tender offer documents with the Securities and Exchange Commission (the “SEC”) prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire during or after the Proposed Public Offering in connection with the completion of a Business Combination.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Liquidity and Going Concern Considerations

As of September 30, 2022, the Company had $1,184,611 of cash and a working capital of $1,905,046. Further, the Company’s liquidity needs are satisfied through using proceeds that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, our Sponsor may, but is not obligated to, extend the period of time to consummate a business combination by an additional nine months (for a total of up to 24 months to complete a business combination); provided that our Sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per Unit offered hereunder (including such Units from the exercise of the underwriters’ over-allotment option, if exercised) for such extension, in exchange for up to 1,916,667 private placement warrants at a price of $1.50 per warrant. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,184,611 and $1,731,361 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021 respectively. Also, there are no cash equivalents in the Trust Account as of September 30, 2022 and December 31, 2021.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

For the three and nine months ended September 30, 2022, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is contingent on a future event. For the period from July 16, 2021 (inception) through September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

A reconciliation of the net income (loss) per ordinary share is as follows:

		For The Period
		From July 16, 2021
	For The Three	(Inception)	For The Nine
	Months Ended	Through	Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$780,169	$—	$438,503

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	34,137,444	—	34,137,444
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.02	$0.00	$0.01

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$195,042	$(10,714)	$109,626

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	8,534,361	7,500,000	8,534,361
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.02	$0.00	$0.01

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, If currently adopted, would have a material effect on the accompanying condensed financial statements.

Marketable Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Below is the reconciliation of Class A ordinary shares subject to possible redemption on the condensed balance sheets as of September 30, 2022 and December 31, 2021:

Gross proceeds	$341,374,440
Less:
Class A ordinary shares issuance costs	(19,252,156)
Fair value of Public Warrants at issuance	(6,258,531)

Plus:
Accretion of carrying value to redemption value	32,338,176
Class A ordinary shares subject to possible redemption at December 31, 2021	348,201,929
Increase in redemption value of Class A ordinary shares subject to redemption	—
Class A ordinary shares subject to possible redemption at March 31, 2022	348,201,929
Increase in redemption value of Class A ordinary shares subject to redemption	162,728
Class A ordinary shares subject to possible redemption at June 30, 2022	348,364,657
Increase in redemption value of Class A ordinary shares subject to redemption	1,246,738
Class A ordinary shares subject to possible redemption at September 30, 2022	$349,611,395

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

Note 4 — Related Party Transactions

Founder Shares

On August 4, 2021, the Sponsor acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 7,187,500 Class B founder shares. On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. On December 16, 2021, the Sponsor forfeited 90,547 Class B ordinary shares due to partial exercise of underwriters’ overallotment option. As of September 30, 2022 and December 31, 2021, there are 8,534,361 Class B ordinary shares issued and outstanding. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

The purchasers of the Private Placement Warrants will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination. The Sponsor may purchase up to 2,300,000 additional Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant in order to extend the period of time the Company will have to complete an initial business combination by nine months (for a total of up to 24 months to complete an initial business combination from the closing if the Public Offering).

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Note 6 — Redeemable Class A Ordinary Shares and Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 34,137,444 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity at the balance sheet dates.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, 8,534,361 Class B ordinary shares were issued and outstanding.

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

Warrants — As of September 30, 2022 and December 31, 2021, an aggregate of 11,379,148 public warrants and 11,769,985 private warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company’s will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had a net income of $975,211, which consists of general and administrative expenses of $271,527 and an unrealized gain on marketable securities held in the Trust Account of $1,246,738.

For the nine months ended September 30, 2022, we had a net income of $548,129 which consists of general and administrative expenses of $948,477 and an unrealized gain on marketable securities held in the Trust Account of $1,496,606.

For the period from July 16, 2021 (inception) through September 30, 2021, we had a net loss of $10,714 which consists of formation costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares” or “Founder Shares”), by the Sponsor and loans from our Sponsor.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $348,201,929 (equal to $10.20 per Unit), comprised of $334,546,951 of the proceeds from the Initial Public Offering (including $11,948,105 of the underwriters’ deferred discount) and $13,654,978 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. At September 30, 2022, we have a cash balance of $1,184,611 and working capital of $1,905,046.

For the nine months ended September 30, 2022, we had a net cash used in operating activities of $413,018. A net income of $548,129 was offset by gain on marketable securities held in Trust Account of $1,496,606 and change in operating assets and liabilities of $535,459.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. As of September 30, 2022, we did not have any outstanding working capital loans.

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

However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, our Sponsor may, but is not obligated to, extend the period of time to consummate a business combination by an additional nine months (for a total of up to 24 months to complete a business combination); provided that our Sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per Unit offered hereunder (including such Units from the exercise of the underwriters’ over-allotment option, if exercised) for such extension, in exchange for up to 1,916,667 private placement warrants at a price of $1.50 per warrant. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. For the three and nine months ended September 30, 2022, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is contingent on a future event. For the period from July 16, 2021 (inception) through September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, our Sponsor may, but is not obligated to, extend the period of time to consummate a business combination by an additional nine months (for a total of up to 24 months to complete a business combination); provided that our Sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per Unit offered hereunder (including such Units from the exercise of the underwriters’ over-allotment option, if exercised) for such extension, in exchange for up to 1,916,667 private placement warrants at a price of $1.50 per warrant. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of October 2022.

MOTIVE CAPITAL CORP II

By:	/s/ Rob Heyvaert
Name:	Rob Heyvaert
Title:	Chief Executive Officer