Form 10-K
period 2022-12-31
Motive Capital Corp II
filed 2023-03-30
CIK 1885754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the closing price of the registrant’s Class A ordinary shares was $9.89. The aggregate market value of units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2022, as reported on the NYSE was $337,619,321.

As of March 30, 2023, 34,137,444 Class A ordinary shares, par value $0.0001 per share, and 8,534,361 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None

Auditor Firm Id:	100	Auditor Name:	WithumSmith+Brown, PC	Auditor Location: New York USA

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

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
●	If our funds held outside the trust account are insufficient to allow us to operate for at least the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	The COVID-19 pandemic has significantly impacted the global markets and the sectors in which Motive Partners has historically operated.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a business combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Any due diligence in connection with an initial business combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
●	Unlike some other similar blank check companies, we will only have 18 months (unless our sponsor extends the completion window for us to consummate our initial business combination to 24 months) to consummate an initial business combination.
●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our sponsor has the right to extend the term we have to consummate our initial business combination from 18 months to 24 months from the closing of this offering without providing our shareholders with a corresponding redemption right.
●	Our trust account contains approximately $10.33 per public share. In the event our sponsor extends the completion window, our trust account is expected to contain approximately $10.43 per public share. As a result, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.
●	We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.
●	Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless
●	If our funds held outside the trust account are insufficient to allow us to operate for at least the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

PART I

Item 1. Business

General

We are a blank check company incorporated in July 2021 as a Cayman Islands exempted company (the “Company”) whose business purpose is to effect a business combination with one or more businesses (the “initial business combination”). We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash except proceeds from our Initial Public Offering that is held in the Trust Account and invested mainly in U.S. Treasury Bills.

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

The balance of the funds held outside of the trust account are intended to be used primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At December 31, 2022, funds held in the Trust Account equaled $352,704,082.

Our Units began trading on December 6, 2021 on the New York Stock Exchange (the “NYSE”) under the symbol “MTVC U.” On January 27, 2022, we announced that the holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on February 2, 2022. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. Any Units not separated will continue to trade on the NYSE under the symbol “MTVC.U”. Any underlying Class A ordinary shares and warrants that are separated will trade on NYSE under the symbols “MTVC” and “MTVC WS,” respectively.

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

Our selection process will leverage our management’s and Motive’s extensive relationship network, deep and specialized operational experiences and proven deal sourcing capabilities to access proprietary acquisition opportunities. We believe that our management team and Motive’s track record of identifying and sourcing transactions, coupled with our management team’s experiences with Motive Capital Corp (“Motive Capital I”) and the steps leading up to that company’s recent merger with Forge, positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets. Our sourcing process will leverage the extensive networks of Motive and our management team, which we believe should provide us with a number of potential business combination opportunities.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account was initially $10.20 per public share. Such amount will be increased by an anticipated $0.10 per public share pursuant to our sponsor’s purchase of additional private placement warrants to extend our time to consummate an initial business combination by 6 months. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

As of December 31, 2022, we have approximately $1.1 million available to us outside the trust account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

As of December 31, 2022, our initial shareholders own 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

Our trust account contains approximately $10.33 per public share. In the event our sponsor extends the completion window, our trust account is expected to contain approximately $10.43 per public share. As a result, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

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

If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our Sponsor is controlled by, or has substantial ties with a non-U.S. person domiciled in the United States. Acquisitions of, and investments in, certain U.S. businesses by entities controlled by a non-U.S. Person may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings.

If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or, if we determine that such filings are not mandatory or otherwise advisable, we may decide to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and result in additional fees and expenses that would be borne by the Company.

Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

As of December 31, 2022, our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a "going concern."

In connection with the Company's assessment of going concern considerations in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, our Sponsor may, but is not obligated to, extend the period of time to consummate a business combination by an additional nine months (for a total of up to 24 months to complete a business combination); provided that our Sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per Unit offered hereunder (including such Units from the exercise of the underwriters' over-allotment option, if exercised) for such extension, in exchange for up to 2,275,830 private placement warrants at a price of $1.50 per warrant. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, there are 465,862,556 and 41,465,639 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares at any time and from time to time at the option of the holders thereof or automatically on the day of the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preference shares issued and outstanding.

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

Holders

As of March 30, 2023, there was one holder of record of our units, one holder of record of our separately traded Class A ordinary shares, two holders of record of our separately traded public warrants, and 5 holders of record of our Class B ordinary shares.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2022, we had a net income of $3,261,867, which consists of general and administrative expenses of $(1,227,426), offset by unrealized gain on marketable securities held in the Trust Account of $4,489,293.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $348,201,929 (equal to $10.20 per Unit), comprised of $334,546,951 of the proceeds from the Initial Public Offering (including $11,948,105 of the underwriters’ deferred discount) and $13,654,978 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by

Continental Stock Transfer & Trust Company, acting as trustee. At December 31, 2022, we have a cash balance of $1,095,280 and working capital of $1,761,150.

For the year ended December 31, 2022, cash used in operating activities was $(502,349). A net income of $3,261,867 was offset by gain on marketable securities held in Trust Account of $(4,489,293), and change in operating assets and liabilities of $725,077.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. As of December 31, 2022, we did not have any outstanding working capital loans.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. For the year ended December 31, 2022, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is contingent on a future event. For the period from July 16, 2021 (inception) through December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Income (loss) is shared pro rata between the two classes of shares on the assumption that the consummation of the Initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title
Rob Heyvaert	58	Executive Chairman, Chief Executive Officer and Director
Blythe Masters	54	President
Kristy Trieste	44	Chief Financial Officer and Director
Jill M. Considine	78	Director
Stephen C. Daffron	66	Director
Dina Dublon	69	Director
Paula Madoff	55	Director

Rob Heyvaert, 58, has been our Executive Chairman, our Chief Executive Officer and a Director of Motive Capital Corp II since 2021. Mr. Heyvaert previously served as the Executive Chairman and Director of Motive Capital I. Mr. Heyvaert is the Managing Partner of Motive Partners, which he founded in 2017. Mr. Heyvaert serves on the Motive Executive, Investment, Valuation and Conflicts Committees. Prior to founding Motive Partners, Mr. Heyvaert founded Capco at age 34, which was acquired by FIS, where Mr. Heyvaert served as Corporate Executive Vice President of Global Financial Solutions from 2010 to 2015. Additionally, Mr. Heyvaert was part of the Executive Management Committee of FIS and held corporate responsibility for all Enterprise Strategy related matters. Prior to founding Capco, Mr. Heyvaert founded Cimad Consultants at age 24, which was later sold to IBM, where Mr. Heyvaert was appointed global General Manager of Securities and Capital Markets and served in this role from 1996 to 1998.

We believe that Mr. Heyvaert’s qualifications to serve on our board of directors include his substantial experience as a financial technology executive and entrepreneur, having held senior leadership positions in the leading financial technology firms and having founded, scaled and exited two industry-leading global financial services and technology consulting firms.

Blythe Masters, 54, has served as the President of Motive Capital Corp II since 2021. Ms. Masters previously served as Chief Executive Officer and Director of Motive Capital I, and now serves as a Board Member of Forge Global Holdings, Inc. Ms. Masters is an Industry Partner at Motive Partners, which she joined in 2019. Prior to joining Motive Partners, Ms. Masters served from 2015 to 2018 as the CEO of Digital Asset Holdings, the leading enterprise blockchain fintech software company responsible for the Australian Securities Exchange's post trade infrastructure replacement project. Prior to joining Digital Asset Holdings, Ms. Masters was a senior executive at J.P. Morgan for 27 years from 1987 to 2014. Ms. Masters was a member of the Corporate & Investment Bank Operating Committee and firmwide Executive Committee, along with other positions including Head of Global Commodities, Head of Corporate & Investment Bank Regulatory Affairs, CFO of the Investment Bank, Head of Global Credit Portfolio and Credit Policy and Strategy and Head of Structured Credit. Ms. Masters serves as Board Member and Member of the Compensation and Risk Committees of Credit Suisse Group AG, Chair of Credit Suisse Holdings (USA) Inc., Board Member and Audit Committee Chair of GCM Grosvenor, and Board Member of CAIS. Ms. Masters is a member of the Advisory Board of the US Chamber of Digital Commerce, Figure Technologies, SandboxAQ, as well as a member of the Brookings Institution Taskforce on Financial Stability and P.R.I.M.E. Finance (the Hague based Panel of Recognized International Market Experts in Finance). Ms. Masters is a graduate and Senior Scholar of Trinity College, Cambridge where she received a B.A. in Economics.

We believe that Ms. Masters’ qualifications to serve on our board of directors include her substantial experience in the finance industry, having held senior leadership positions in a large financial institution, and her extensive and varied leadership roles and board experience.

Kristy Trieste, 44, has served as Chief Financial Officer and a Director of Motive Capital Corp II since 2021. Ms. Trieste previously served as Chief Financial Officer and a Director of Motive Capital I.

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

Jill M. Considine, 78, has served as a Director of Motive Capital Corp II since 2021. Ms. Considine currently serves as a director of Mizuho Americas, Mizuho Securities USA, Mizuho Bank (USA), and the Financial Services Volunteer Corps (FSVC). Ms. Considine is a member of the Council on Foreign Relations and the Economics Club of New York. Ms. Considine previously served as a Director of Motive Capital I.

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

We believe that Ms. Considine’s qualifications to serve on our board of directors include her extensive financial services leadership positions in both the public and private sectors.

Stephen C. Daffron, 66, has served as a Director of Motive Capital Corp II since 2021. Mr. Daffron is a Co-Founder and Industry Partner at Motive Partners which was founded in 2017. Mr. Daffron previously served on the Board of Motive Capital I. Between 2019 and 2021, Mr. Daffron served as the President of Dun & Bradstreet. Mr. Daffron serves on the Boards of QOMPLX since 2018 and E2Open since 2021. Prior to joining Motive Partners, Mr. Daffron served from 2013 to 2015 as the Chief Executive Officer of Interactive Data. Prior to Interactive Data, Mr. Daffron was the Global Head of Technology, Operations, and Data at Morgan Stanley from 2008 to 2013. Before returning to the sell-side, Mr. Daffron was Chief Operating Officer at Renaissance Technologies. Prior to this, Mr. Daffron worked for Goldman Sachs from 1993 to 2003, initiated the re-engineering of operations and technology functions across payments, derivative processing, credit risk/collateral control, and investment management. Mr. Daffron earned a B.S. from the United States Military Academy, and an MBA, MA, M.Ph. and Ph.D. from Yale.

We believe that Mr. Daffron’s qualifications to serve on our board of directors include his substantial experience as a financial technology executive, having held senior leadership positions in large institutions, and services on large public company boards.

Dina Dublon, 69, has served as a Director of Motive Capital Corp II since 2021. Ms.Dublon previously served as a Board member of Motive Capital I. Ms. Dublon currently serves as a Board member of PepsiCo since 2005, T Rowe Price Group since 2019 and serves on the Independent Audit Quality Committee of Ernst & Young since 2020. Ms. Dublon chairs the Board of Advisors of Columbia University Mailman School of Public Health, is a member of the board of the Westchester Land Trust (WLT), and of the Hastings Center for Bioethics and Co-Chairs Columbia Cancer Center (HICC) Advisory Council. Ms. Dublon was the Executive Vice President and Chief Financial Officer of JPMorgan Chase & Co., from 1998 until her retirement in 2004. Prior to this, Ms. Dublon previously held numerous positions at JPMorgan Chase & Co. and its predecessor companies, including Corporate Treasurer, Managing Director of the Financial Institutions division and Head of Asset Liability management. Ms. Dublon has previously served on the Supervisory Board of Deutsche Bank from 2013 to 2018, the Board of Microsoft from 2005 to 2014, the Board of Accenture from 2002 to 2017, was a faculty member of Harvard Business School from 2011 to 2012 and worked at Bank Hapoalim in Israel. Ms. Dublon has also served on the boards of several non-profit organizations, including the Women’s Refugee Commission, Global Fund for Women the Board of Advisors of Columbia University Mailman School of Public Health and the Westchester Land Trust. Ms. Dublon has been on the Fortune list of the 50 most powerful women in business for several years and has been honored as a “Woman Who Makes a Difference” by many organizations. Ms. Dublon received her B.A. from Hebrew University of Jerusalem and her M.S. from Carnegie Mellon University.

We believe that Ms. Dublon’s qualifications to serve on our board include her extensive leadership roles, financial expertise and her service on several large public company boards.

Paula Madoff, 55, has served as a Director of Motive Capital Corp II since 2021. Ms. Madoff previously served as a director on the board of Motive Capital I. Ms. Madoff currently serves as an Advisor to The Goldman Sachs Group. Ms. Madoff serves as a non-executive director on the boards of Power Corp of Canada since 2020, Great-West Lifeco since 2018, KKR Real Estate Finance Trust since 2018, Tradeweb since 2019, Beacon since 2018, and ICE Benchmark Administration since 2018, where she is also Chair of the ICE LIBOR Oversight Committee. Ms. Madoff has been with Goldman Sachs for 27 years where she was most recently a Partner leading Interest Rate Products and Mortgages until her retirement from this position in August 2017. Ms. Madoff has held several additional leadership positions at Goldman Sachs, including Advisory Director from 2017 to 2018, Co-Chair of the Retirement Committee, overseeing all 401(k) and pension plan assets, Chief Executive Officer of Goldman Sachs Mitsui Marine Derivatives Products, L.P., and was a member of its Securities Division Operating Committee and Firmwide New Activity Committee. Prior to Goldman Sachs, Ms. Madoff worked in Mergers and Acquisitions at Wasserstein Perella & Co. and in Corporate and Real Estate Finance at Bankers Trust.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares and Class B ordinary shares as of March 30, 2022 by:

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

	Class B Ordinary Shares (2)		Class A Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
	Owned	of Class	Owned(2)	of Class	Control
Name and Address of Beneficial Owner(1)
Shaolin Capital Management LLC (3)			2,024,900	5.9%	4.7%
Citadel Advisors LLC (4)	—	—	2,500,000	7.3%	5.6%
Aristeia Capital, L.L.C.(5)	—	—	1,893,776	5.5%	4.4%
Highbridge Capital Management, LLC(6)	—	—	1,809,990	5.3%	4.2%
Motive Capital Funds Sponsor II, LLC (our sponsor)(7)	8,434,361	98.8%	—	—	19.8%
Rob Heyvaert(7)	8,434,361	98.8%	—	—	19.8%
Blythe Masters(8)	—	—	—	—	—
Kristy Trieste(9)	—	—	—	—	—
Jill M. Considine	25,000	*	—	—	*
Stephen C. Daffron	25,000	*	—	—	*
Dina Dublon	25,000	*	—	—	*
Paula Madoff	25,000	*	—	—	*
All officers and directors as a group (7 individuals)	8,534,361	100%	—	—	20.0%

*Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is 7 World Trade Center, 250 Greenwich Street, Floor 47, New York, NY 10007.
(2)	Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”
(3)	Based on the Schedule 13G filed with the SEC on February 14, 2023 by Shaolin Capital Management LLC. According to its Schedule 13G, Shaolin Capital Management LLC reported having shared voting power over no Class A ordinary shares, sole voting power over 2,024,900 Class A ordinary shares, shared dispositive power over no Class A ordinary shares and sole dispositive power over 2,024,900 Class A ordinary shares. The Schedule 13G contained information as of December 31, 2022. The address of Shaolin Capital Management LLC is 7610 NE 4th Court, Suite 104 Miami, Florida 33138.
(4)	Based on the Schedule 13G/A filed with the SEC on February 14, 2023 by Citadel Advisors LLC. According to its Schedule 13G/A, Citadel Advisors LLC reported having shared voting power over 2,500,000 Class A ordinary shares, sole voting power over no Class A ordinary shares, shared dispositive power over 2,500,000 Class A ordinary shares and sole dispositive power over no Class A ordinary shares. The Schedule 13G/A contained information as of December 31, 2022. The address of Citadel Advisors LLC is 31 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(5)	Based on the Schedule 13G filed with the SEC on February 13, 2023 by Aristeia Capital, L.L.C. According to its Schedule 13G, Aristeia Capital, L.L.C. reported having shared voting power over no Class A ordinary shares, sole voting power over 1,893,776 Class A ordinary shares, shared dispositive power over no Class A ordinary shares and sole dispositive power over 1,893,776Class A ordinary shares. The Schedule 13G contained information as of December 31, 2022. The address of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(6)	Based on the Schedule 13G/A filed with the SEC on February 2, 2023 by Highbridge Capital Management, LLC. According to its Schedule 13G, Highbridge Capital Management, LLC reported having shared voting power over 1,809,990 Class A ordinary shares, sole voting power over no Class A ordinary shares, shared dispositive power over 1,809,990 Class A ordinary shares and sole dispositive power over no Class A ordinary shares. The Schedule 13G contained information as of December 31, 2022. The address of Highbridge Capital Management, LLC is 77 Park Avenue, 23rd Floor, New York, New York 10172.
(7)	Motive Capital Funds Sponsor II, LLC, our sponsor, is the record holder of such shares. The manager of our sponsor is Motive Partners GP, LLC (“Manager”). The sole member of the Manager is Rob Exploration, LLC (“Exploration”) where Paul Luc Robert Heyvaert is the sole member. Each of Manager, Exploration and Paul Luc Robert Heyvaert may be deemed to have beneficial ownership of the shares.
(8)	Does not include any shares indirectly owned by Ms. Masters as a result of Ms. Masters’ profits interest in our sponsor. Ms. Masters disclaims beneficial ownership of any shares except to the extent of her pecuniary interest therein.
(9)	Does not include any shares indirectly owned by this individual as a result of an interest in an affiliate of our sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.

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

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2022 include:

	For the year ended,
	December 31,	December 31,
	2022	2021
Audit Fees(1)	$96,590	$119,480
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	3,900	—
Total	$100,490	$119,480
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTIVE CAPITAL CORP II

Date: March 30, 2023	By:	/s/ Rob Heyvaert
Rob Heyvaert
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rob Heyvaert	Executive Chairman, Chief Executive Officer and Director	March 30, 2023
Rob Heyvaert	(Principal Executive Officer)

/s/ Kristy Trieste	Chief Financial Officer and Director	March 30, 2023
Kristy Trieste	(Principal Financial and Accounting Officer)

/s/ Jill M. Considine		March 30, 2023
Jill M. Considine	Director

/s/ Stephen C. Daffron		March 30, 2023
Stephen C. Daffron	Director

/s/ Dina Dublon		March 30, 2023
Dina Dublon	Director

/s/ Paula Madoff		March 30, 2023
Paula Madoff	Director

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID # 100)	F-1

Balance Sheets as of December 31, 2022 and 2021	F-2

Statements of Operations For the year ended December 31, 2022 and for the period from July 16, 2021 (Inception) through December 31, 2021	F-3

Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit For the year ended December 31, 2022 and for the period from July 16, 2021 (Inception) through December 31, 2021

F-4

Statements of Cash Flows For the year ended December 31, 2022 and for the period from July 16, 2021 (Inception) through December 31, 2021	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Motive Capital Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Motive Capital Corp II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from July 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from July 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by June 9, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 30, 2023

PCAOB ID Number 100

Motive Capital Corp II

BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021
ASSETS
Cash	$1,095,280	$1,731,361
Prepaid expenses	698,450	746,881
Other current assets	9,167	12,100
Total current assets	1,802,897	2,490,342
Marketable securities held in Trust Account	352,704,082	348,214,789
Other non-current assets	—	693,680
Total Assets	$354,506,979	$351,398,811

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,563	$61,715
Accrued expenses	32,184	133,731
Total current liabilities	41,747	195,446
Deferred underwriting fees payable	11,948,105	11,948,105
Total liabilities	11,989,852	12,143,551

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,137,444 shares at $10.33 and 10.20 per share at December 31, 2022 and 2021, respectively	352,604,082	348,201,929

Shareholders' deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,137,444 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,534,361 shares issued and outstanding	853	853
Additional paid-in capital	—	—
Accumulated deficit	(10,087,808)	(8,947,522)
Total shareholders' deficit	(10,086,955)	(8,946,669)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$354,506,979	$351,398,811

The accompanying notes are an integral part of these financial statements.

MOTIVE CAPITAL CORP II

STATEMENTS OF OPERATIONS

		For The Period From
		July 16, 2021
	For The Year Ended	(Inception) Through
	December 31, 2022	December 31, 2021
Formation costs	$—	$28,854
General and administrative expenses	1,227,426	128,218
Loss from operations	(1,227,426)	(157,072)
Gain on marketable securities (net), dividends and interest, held in Trust Account	4,489,293	12,860
Net income (loss)	$3,261,867	$(144,212)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,137,444	5,068,910
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.08	$(0.01)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,534,361	7,624,123
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.08	$(0.01)

The accompanying notes are an integral part of these financial statements.

MOTIVE CAPITAL CORP II

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	34,137,444	$348,201,929	8,534,361	$853	$—	$(8,947,522)	$(8,946,669)

Increase in redemption value of Class A ordinary shares subject to redemption	—	4,402,153	—	—	—	(4,402,153)	(4,402,153)

Net income	—	—	—	—	—	3,261,867	3,261,867
Balance as of December 31, 2022	34,137,444	$352,604,082	8,534,361	$853	$—	$(10,087,808)	$(10,086,955)

FOR THE PERIOD FROM JULY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 16, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Forfeiture of Founder Shares	—	—	(90,639)	(10)	10	—	—

Proceeds from the sale of Class A units	34,137,444	341,374,440	—	—	—	—	—

Paid underwriters fees	—	(6,827,489)	—	—	—	—	—

Deferred underwriting fees payable	—	(11,948,105)	—	—	—	—	—

Allocation of IPO proceeds to Public Warrants	—	(6,258,531)	—	—	6,258,531	—	6,258,531

Other offering costs	—	(476,562)	—	—	(402,790)	—	(402,790)

Proceeds from the sale of private placement warrants	—	—	—	—	17,654,978	—	17,654,978

Remeasurement of Class A ordinary shares to redemption value	—	32,338,176	—	—	(23,534,866)	(8,803,310)	(32,338,176)

Net loss	—	—	—	—	—	(144,212)	(144,212)

Balance as of December 31, 2021	34,137,444	$348,201,929	8,534,361	$853	$—	$(8,947,522)	$(8,946,669)

The accompanying notes are an integral part of these financial statements.

MOTIVE CAPITAL CORP II

STATEMENTS OF CASH FLOWS

		For The Period
		From July 16, 2021
	For The Year Ended	(Inception) Through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$3,261,867	$(144,212)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(4,489,293)	(12,860)
Formation and operating expenses funded by note payable through Sponsor	—	(119,285)
Formation and operating expenses paid in exchange for Founder Shares	—	6,549
Changes in operating assets and liabilities:
Prepaid expenses	48,431	(746,881)
Other current assets	2,933	(12,100)
Other non-current assets	693,680	(693,680)
Accounts payable	(52,152)	61,715
Accrued expenses	32,185	—
Net cash used in operating activities	(502,349)	(1,660,754)
Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(348,201,929)
Purchase of marketable securities	(697,738,038)	—
Sale of marketable securities	697,738,038	—
Net cash used in investing activities	—	(348,201,929)
Cash Flows from Financing Activities
Proceeds from sale of Class A shares, gross	—	341,374,440
Proceeds from sale of Private Placement Warrants	—	17,654,978
Offering costs paid	(133,732)	(7,435,374)
Net cash (used in) provided by financing activities	(133,732)	351,594,044

Net change in cash	(636,081)	1,731,361
Cash - beginning of period	1,731,361	—
Cash - end of period	$1,095,280	$1,731,361

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$(133,731)	$133,731
Offering costs paid through promissory note - related party	$—	$119,285
Offering costs paid through prepaid legal expense funded by sponsor	$—	$18,452
Deferred underwriting fees payable	$—	$11,948,105

The accompanying notes are an integral part of these financial statements.

MOTIVE CAPITAL CORP II
NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 16,  2021  (inception)  through December 31, 2022 relates to the Company’s formation, the initial public offering described below, and search for a target for business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering (as defined below).

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

December 31, 2022

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

December 31, 2022

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

Liquidity and Going Concern Considerations

As of December 31, 2022, the Company had $1,095,280 of cash and a working capital of $1,761,150. Further, the Company’s liquidity needs are satisfied through using proceeds that is not held in Trust Account to pay for existing accounts payable, identifying

MOTIVE CAPITAL CORP II
NOTES TO FINANCIAL STATEMENTS

December 31, 2022

and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

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

MOTIVE CAPITAL CORP II
NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Silicon Valley Bank Closure

On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (FDIC) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.

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

December 31, 2022

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

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $879,351 and were allocated between the instruments sold in connection with the consummation of the Initial Public Offering. Offering costs allocated to public and private placement warrants are charged against additional paid-in capital and those allocated to Class A ordinary shares are charged against the carrying value of Class A ordinary shares.

Net Income (Loss) Per Ordinary share

Net (income) loss per ordinary share is computed by dividing net income (loss) by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of their warrants sold in the Initial Public Offering and

MOTIVE CAPITAL CORP II
NOTES TO FINANCIAL STATEMENTS

December 31, 2022

private placement to purchase Class A ordinary shares, in the calculation of diluted income per share, as their inclusion is contingent on a future event.

For the year ended December 31, 2022 and for the period from July 16, 2021 (inception) through December 31, 2021, the impact of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is anti-dilutive under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the period presented.

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

A reconciliation of the net income (loss) per ordinary share is as follows:

		For The Period
	For The Year	From July 16, 2021
	Ended	(Inception) Through
	December 31, 2022	December 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares	$2,609,494	$(57,590)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	34,137,444	5,068,910
Basic and diluted net income (loss) per share, Redeemable Class A	$0.08	$(0.01)

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$652,373	$(86,622)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	8,534,361	7,624,123
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.08	$(0.01)

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

December 31, 2022

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, If currently adopted, would have a material effect on the accompanying financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,095,280 and $1,731,361 in cash and no cash equivalents as of December 31, 2022 and 2021 respectively. Also, there are no cash equivalents in the Trust Account as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

MOTIVE CAPITAL CORP II
NOTES TO FINANCIAL STATEMENTS

December 31, 2022

At December 31, 2022 and 2021, 34,137,444 ordinary shares subject to possible redemption are presented at redemption value of $10.33 and $10.20 respectively as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Below is the reconciliation of Class A ordinary shares subject to possible redemption on the balance sheets as of December 31, 2022 and 2021:

Gross proceeds	$341,374,440
Less:
Class A ordinary shares issuance costs	(19,252,156)
Fair value of Public Warrants at issuance	(6,258,531)

Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	32,338,176
Class A ordinary shares subject to possible redemption at December 31, 2021	348,201,929
Increase in redemption value of Class A ordinary shares subject to redemption	4,402,153
Class A ordinary shares subject to possible redemption at December 31, 2022	$352,604,082

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

Note 4 — Related Party Transactions

Founder Shares

On August 4, 2021, the Sponsor acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 7,187,500 Class B founder shares. On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. On December 16, 2021, the Sponsor forfeited 90,547 Class B ordinary shares due to partial exercise of underwriters’ overallotment option. As of December 31, 2022 and 2021, there are 8,534,361 Class B ordinary shares issued and outstanding. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued.

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
NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

MOTIVE CAPITAL CORP II
NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

Note 6 — Redeemable Class A Ordinary Shares and Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 34,137,444 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity at the balance sheet date.

MOTIVE CAPITAL CORP II
NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, 8,534,361 Class B ordinary shares were issued and outstanding.

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

Warrants — As of December 31, 2022 and 2021, an aggregate of 11,379,148 public warrants and 11,769,985 private warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and  such shares are registered, qualified or exempt from registration under the securities, or blue sky,  laws of the state of residence of the holder. The Company  has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company’s will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

December 31, 2022

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

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these financial statements were issued. Based upon this review, except as disclosed in Note 1 regarding Silicon Valley Bank Closure, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.