Form 10-Q
period 2023-03-31
Motive Capital Corp II
filed 2023-05-05
CIK 1885754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2023

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

As of May 5, 2023, 34,137,444 Class A ordinary shares, par value $0.0001, and 8,534,361 Class B ordinary shares, par value $0.0001, were issued and outstanding.

MOTIVE CAPITAL CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MOTIVE CAPITAL CORP II

CONDENSED BALANCE SHEETS

	MARCH 31, 2023	DECEMBER 31, 2022
	(Unaudited)
ASSETS
Cash	$1,010,280	$1,095,280
Prepaid expenses	576,606	698,450
Other current assets	6,667	9,167
Total current assets	1,593,553	1,802,897
Marketable securities held in Trust Account	356,585,760	352,704,082
Total Assets	$358,179,313	$354,506,979

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$119,139	$9,563
Accrued expenses	29,971	32,184
Total current liabilities	149,110	41,747
Deferred underwriting fees payable	11,948,105	11,948,105
Total liabilities	12,097,215	11,989,852

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,137,444 shares at $10.44 and 10.33 per share at March 31, 2023 and December 31, 2022, respectively	356,485,760	352,604,082

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,137,444 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,534,361 shares issued and outstanding	853	853
Additional paid-in capital	—	—
Accumulated deficit	(10,404,515)	(10,087,808)
Total shareholders’ deficit	(10,403,662)	(10,086,955)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$358,179,313	$354,506,979

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
General and administrative expenses	$316,707	$325,285
Loss from operations	(316,707)	(325,285)
Gain (loss) on marketable securities (net), dividends and interest, held in Trust Account	3,881,678	(120,597)
Net income (loss)	$3,564,971	$(445,882)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,137,444	34,137,444
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.08	$(0.01)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,534,361	8,534,361
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.08	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Ordinary Shares Subject to Possible
	Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In	Accumulated	Total Shareholders’
					Capital	Deficit	Deficit
Balance as of January 1, 2023	34,137,444	$352,604,082	8,534,361	$853	$—	$(10,087,808)	$(10,086,955)
Increase in redemption value of Class A ordinary shares subject to redemption	—	3,881,678	—	—	—	(3,881,678)	(3,881,678)
Net income	—	—	—	—	—	3,564,971	3,564,971
Balance as of March 31, 2023 (unaudited)	34,137,444	$356,485,760	8,534,361	$853	$—	$(10,404,515)	$(10,403,662)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Ordinary Shares Subject to Possible
	Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In	Accumulated	Total Shareholders’
					Capital	Deficit	Deficit
Balance as of January 1, 2022	34,137,444	$348,201,929	8,534,361	$853	$—	$(8,947,522)	$(8,946,669)
Net loss	—	—	—	—	—	(445,882)	(445,882)
Balance as of March 31, 2022 (unaudited)	34,137,444	$348,201,929	8,534,361	$853	$—	$(9,393,404)	$(9,392,551)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2023	MARCH 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$3,564,971	$(445,882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on marketable securities (net), dividends and interest, held in Trust Account	(3,881,678)	120,597
Changes in operating assets and liabilities:
Prepaid expenses	121,844	63,435
Other current assets	2,500	12,100
Other non-current assets	—	120,728
Accounts payable	109,576	57,674
Accrued expenses	(2,213)	71,348
Net cash used in operating activities	(85,000)	—
Cash Flows from Investing Activities
Purchase of marketable securities	(355,425,621)	—
Sale of marketable securities	355,425,621	—
Net cash used in investing activities	—	—

Net decrease in cash	(85,000)	—
Cash - beginning of period	1,095,280	1,731,361
Cash - end of period	$1,010,280	$1,731,361

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$124,712
Offering costs included in accrued expenses	$—	$(124,712)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 16, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering described below, and search for a target for business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering (as defined below).

On December 9, 2021, the Company consummated its initial public offering (the “IPO”) of 30,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Shares”), and one-third of one redeemable warrant of the Company (“Warrant”), with each whole Warrant exercisable for one Class A Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. The Company granted the underwriters’ in the IPO a 45-day option to purchase an additional 4,500,000 Units (the “Over-Allotment Units”) to cover over-allotments (the “Option”), if any. On December 16, 2021, the Company consummated the closing of the Option, pursuant to which the underwriters’ purchased an aggregate of 4,137,444 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $41,374,440 (Note 3).

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
MARCH 31, 2023

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
MARCH 31, 2023

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Liquidity and Going Concern Considerations

As of March 31, 2023, the Company had $1,010,280 of cash and a working capital of $1,444,443. Further, the Company’s liquidity needs are satisfied through using proceeds that is not held in Trust Account to pay for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

However, if the Company anticipates that it may not be able to consummate the initial business combination within 18 months, the Sponsor may, but is not obligated to, extend the period of time to consummate a business combination by an additional nine months (for a total of up to 24 months to complete a business combination); provided that the Sponsor (or its designees) must deposit into the trust account funds equal to $0.10 per Unit offered hereunder (including such Units from the exercise of the underwriters’ over-allotment option, if exercised) for such extension, in exchange for up to 1,916,667 private placement warrants at a price of $1.50 per warrant. The Company’s public shareholders will not be afforded an opportunity to vote on an extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension.

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Silicon Valley Bank Closure

On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.

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

The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets primarily due to its short-term nature. The marketable securities held in the Trust Account have underlying investments comprised of U.S. Treasury Bills that are assets are assessed as Level 1 instruments due to their nature.

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $879,351 and were allocated between the instruments sold in connection with the consummation of the Initial Public Offering. Offering costs allocated to public and private placement warrants are charged against additional paid-in capital and those allocated to Class A ordinary shares are charged against the carrying value of Class A ordinary shares.

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

For the three months ended March 31, 2023 and 2022, the impact of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

A reconciliation of the net income (loss) per ordinary share is as follows:

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$2,851,977	$(356,706)

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	34,137,444	34,137,444
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.08	$(0.01)

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$712,994	$(89,176)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	8,534,361	8,534,361
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.08	$(0.01)

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, If currently adopted, would have a material effect on the accompanying condensed financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,010,280 and $1,095,280 in cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively. Also, there are no cash equivalents in the Trust Account as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

At March 31, 2023 and December 31, 2022, 34,137,444 ordinary shares subject to possible redemption are presented at redemption value of $10.44 and $10.33, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Below is the reconciliation of Class A ordinary shares subject to possible redemption on the condensed balance sheets as of March 31, 2023 and December 31, 2022:

Gross proceeds	$341,374,440
Less:
Class A ordinary shares issuance costs	(19,252,156)
Fair value of Public Warrants at issuance	(6,258,531)

Plus:
Accretion of carrying value to redemption value	32,338,176
Class A ordinary shares subject to possible redemption at December 31, 2021	348,201,929
Increase in redemption value of Class A ordinary shares subject to redemption	4,402,153
Class A ordinary shares subject to possible redemption at December 31, 2022	352,604,082
Increase in redemption value of Class A ordinary shares subject to redemption	3,881,678
Class A ordinary shares subject to possible redemption at March 31, 2023	$356,485,760

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

Note 4 — Related Party Transactions

Founder Shares

On August 4, 2021, the Sponsor acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 7,187,500 Class B founder shares. On December 6, 2021, the Company issued a dividend of 1,437,500 Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. On December 16, 2021, the Sponsor forfeited 90,547 Class B ordinary shares due to partial exercise of underwriters’ overallotment option. March 31, 2023 and December 31, 2022, there are 8,534,361 Class B ordinary shares issued and outstanding. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued.

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
MARCH 31, 2023

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to the consummation of the Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6 — Redeemable Class A Ordinary Shares and Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 34,137,444 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity at the condensed balance sheet date.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, 8,534,361 Class B ordinary shares were issued and outstanding.

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

Warrants — As of March 31, 2023 and December 31, 2022, an aggregate of 11,379,148 public warrants and 11,769,985 private warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or holders are permitted to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company’s will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

MOTIVE CAPITAL CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s audited financial statements as of December 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2023 we had a net income of $3,564,971, which consists of general and administrative expenses of $(316,707), offset by unrealized gain on marketable securities held in the Trust Account of $3,881,678.

For the three months ended March 31, 2022 we had a net loss of $(445,882), which consists of general and administrative expenses of $(325,285), offset by unrealized loss on marketable securities held in the Trust Account of $(120,597).

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares” or “Founder Shares”), by the Sponsor and loans from our Sponsor.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $348,201,929 (equal to $10.20 per Unit), comprised of $334,546,951 of the proceeds from the Initial Public Offering (including $11,948,105 of the underwriters’ deferred discount) and $13,654,978 of the proceeds from the Private Placement, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. At March 31, 2023, we have a cash balance of $1,010,280 and working capital of $1,444,443.

For the three months ended March 31, 2023, cash used in operating activities was $(85,000). A net income of $3,564,971 was offset by gain on marketable securities held in Trust Account of $(3,881,678), and change in operating assets and liabilities of $231,707.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. As of March 31, 2023, we did not have any outstanding working capital loans.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. For the three months ended March 31, 2023, the inclusion of the securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company, is contingent on a future event. For the three months ended March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of May, 2023.

MOTIVE CAPITAL CORP II

By:	/s/ Rob Heyvaert
Name:	Rob Heyvaert
Title:	Chief Executive Officer